Form 10-Q
period 1995-03-31
GIBSON C R CO INC
filed 1995-05-12
CIK 41365

FORM 10-Q



                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549



[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                                   OR

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 0-4855


                       THE C. R. GIBSON COMPANY

         INCORPORATED IN THE STATE OF DELAWARE     06-0361615

             32 Knight Street, Norwalk, Connecticut 06856
                    Telephone number - (203) 847-4543



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES     X            NO
                         -------             ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common stock, $.10 par value:  7,435,284 shares as of May 2, 1995

PART I.  FINANCIAL INFORMATION
- ------------------------------

Item 1.  Financial Statements

The C. R. Gibson Company Condensed Consolidated Statement of Income (unaudited)(thousands of dollars except per share data)

                          Quarter Ended March 31,
                          -----------------------

                                                      1995     1994
                                                      ----     ----

Net sales................................          $18,975     $16,811

Cost of goods sold.......................           11,503      10,088
                                                    ------      ------

Gross profit.............................            7,472       6,723

Selling, general and administrative......            5,394       5,206

Interest expense, net....................              310         194
                                                       ---         ---
Income from continuing operations before
     income taxes .......................            1,768       1,323

Provision for income taxes...............              677         492
                                                       ---         ---
Income from continuing operations........            1,091         831
                                                     -----         ---
Discontinued operations
     Loss from operations of The Rytex Company
          (net of income tax benefits of $240
          and $382, respectively).............       (468)        (725)
     Expected loss on disposal of The Rytex
          Company, including provision of
          $599 for operating losses during
          phase-out period, net of income tax
          benefit of $204.....................      (1,022)         --
                                                    -------      -------
     Loss from discontinued operations........      (1,490)        (725)
                                                    -------      -------

Net income (loss).............................    $   (399)    $     106
                                                    =======      =======

Net income per common share - continuing
     operations...............................    $   0.15     $   0.11

Net loss per common share - discontinued
     operations................................   $  (0.20)    $  (0.10)
                                                  ---------    ---------

Net income (loss) per common share.............   $  (0.05)    $    0.01
                                                  ---------    ---------

Weighted average shares outstanding............   7,289,353    7,506,578
                                                  =========    =========

See accompanying Notes to Unaudited Condensed Consolidated Financial
Statements.

The C. R. Gibson Company
Condensed Consolidated Balance Sheet
(thousands of dollars)

                                                  March 31,      Dec. 31,
                                                    1995          1994
                                                  ---------       -----
                                                 (Unaudited)     (*Note)
Assets

Current assets:
     Cash and cash equivalents................   $      425    $  1,000
     Accounts receivable, less allowance for
     doubtful accounts ($302 and $288)........       16,187      11,026
     Inventories..............................       19,508     18,988
     Net assets of The Rytex Company held
       for sale...............................        3,846         --
     Prepaid expenses and other current assets        4,077       3,269
                                                  ---------       -----

          Total current assets................       44,043      34,283
                                                  ---------       -----

Property, plant, and equipment - net..........       16,744      18,331
Other assets..................................        3,863       6,469
                                                  ---------       -----

          Total assets........................    $  64,650   $  59,083
                                                  =========   =========

Liabilities and Shareholders' Equity
- ------------------------------------

Current liabilities:
     Short-term borrowings...................   $    11,710   $   4,630
     Accounts payable........................         3,859       5,307
     Other liabilities.......................         4,650       3,761
                                                  ---------       -----

          Total current liabilities..........        20,219      13,698
Long-term debt...............................        13,062      13,302

Other long-term liabilities..................         1,327       1,360
                                                  ---------       -----

          Total liabilities..................        34,608      28,360
                                                  ---------       -----

Shareholders' Equity:
     Common stock, $.10 par value:
          Authorized - 10,000,000 shares
          Issued - 7,755,216 shares
            (7,755,216 - 1994)..................        776        776
     Capital contributed in excess of par value      10,900     10,900
     Retained earnings..........................     21,535     22,232
     Cumulative translation adjustment..........       (603)      (596)

ESOP unearned compensation......................       (171)      (243)
     Treasury stock, at cost - 319,988 shares of

          Common stock (313,023 shares in 1994).    (2,395)      (2,346)
                                                  ---------      ------

          Total shareholders' equity............     30,042      30,723
                                                  ---------      ------

          Total liabilities and shareholders'
            equity..............................  $  64,650     $59,083
                                                  =========   =========

*Note
- -----

The Balance Sheet as of December 31, 1994 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying Notes to Unaudited Condensed Consolidated Financial
Statements.

The C. R. Gibson Company
Condensed Consolidated Statement of Cash Flows (unaudited)
(thousands of dollars)

                                                Quarter Ended March 31,
                                                1995               1994
                                                ----               ----
Operating Activities
     Net income (loss)........................ $   (399)       $   106
     Adjustments to reconcile net income
          (loss) to net cash used in
          operating activities:
          Depreciation.........................      500            816
          Amortization.........................      276            763
          Decrease in cash surrender value
          of life insurance....................       --             51
          Changes in operating assets and
            liabilities:
               Accounts receivable.............    (5,161)       (3,103)
               Inventories.....................      (520)         (478)
               Prepaid and other current asset.      (808)          532
               Assets of The Rytex Company held
                 for sale......................    (1,274)           --
               Deferred promotion costs, net of
               charges of $256 and $1,143......      (395)          200
               Accounts payable and accrued
                 expenses......................      (559)          (18)
               Other...........................        (7)         (107)
                                                   -------      --------
     Net cash used in operating activities.....    (8,347)       (1,238)
                                                   -------      --------

Investing Activities:
     Purchases of property, plant and
       equipment...............................     1,087         (1,043)
     Other investing activities................       153           (767)
                                                  -------       --------

     Net cash used in investing activities.....     1,240         (1,810)
                                                  -------       --------

Financing Activities:
     Repurchase of treasury stock..............       (49)          (837)
     Proceeds from lines of credit.............     7,080          4,370
     Proceeds from repayment of ESOP Loan......        72             71
     Principal payments on lines of credit,
       long-term debt, and capital lease
       obligations.............................       (145)         (132)
     Dividends paid............................       (298)         (301)
     Other.....................................       (128)           56
                                                   -------      --------
     Net cash provided by financing activities.      6,532         3,227
                                                   -------      --------


     (Decrease) increase in cash and cash
       equivalents.............................       (575)          179
     Cash and cash equivalents at beginning
       of period...............................      1,000           794
                                                   -------      --------

     Cash and cash equivalents at end of
       period..................................    $   425        $   973
                                                   =======        =======

See accompanying Notes to Unaudited Condensed Consolidated Financial
Statements.

The C. R. Gibson Company
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 1995

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31,1994.

NOTE B -- INVENTORIES

The components of inventories are as follows (in thousands):

                                                March 31,   December 31,
                                                    1995           1994
                                               ---------    -----------

          Raw materials.................       $   6,185      $   5,914
          Work in process...............           3,783          3,657
          Finished goods................           9,540          9,417
                                               ---------       --------

                                               $  19,508       $ 18,988
                                               =========       ========

NOTE C -- NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period.

NOTE D -- SALE OF THE RYTEX COMPANY

On March 14, 1995, the Company determined to seek a buyer for its subsidiary, The Rytex Company ("Rytex"). The assets of Rytex consist primarily of the inventory, net property, plant and equipment, deferred promotional costs and certain capitalized leases. The remaining assets and liabilities at the balance sheet date consist of cash, accounts receivable, certain prepaid items, accounts payable and other liabilities. The following table summarizes the net assets of Rytex held for sale as of March 31, 1995.

                                                       March 31,
                                                           1995
                                                       --------

Inventories.......................................      $1,084
Machinery & equipment, net........................       1,455
Deferred promotional costs........................       1,671
Liabilities.......................................        (364)
                                                        ------

Net assets of Rytex...............................      $3,846
                                                        ======

The net assets of Rytex held for sale have been classified as current assets in the accompanying consolidated balance sheets as of March 31, 1995.

Management estimates the sale of Rytex will result in a net loss of $1,490,000 after provision for various expenses and fees. This amount also includes the estimated result of discontinued operations during 1995.

The consolidated statements of operations have been restated for all prior periods to report the net results of Rytex as loss from discontinued operations. Rytex reported sales of $2,518,000 for the quarter ended
March 31, 1995 compared to $2,762,000 for the quarter ended March 31, 1994.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

On March 14, 1995, the Company determined to seek a buyer for the Rytex subsidiary. The consolidated statements of operations have been restated for all prior periods to report the net results of The Rytex Company as loss from discontinued operations.

Net sales for the quarter ended March 31, 1995 increased by 12.9% to $18,975,000 from $16,811,000 for the same quarter last year. For the three-month period ended March 31, 1995, the Company reported a net loss of $399,000 from net income of $106,000 for the same period last year due to the loss from discontinued operations. Income from continuing operations increased 31.3% to $1,091,000 from $831,000 for the same period last year.

Gross profit as a percent of sales for the quarter ended March 31, 1995 decreased slightly from 1994 levels. This is primarily due to higher costs associated with raw material purchases.

Selling, general and administrative expenses for the quarter ended
March 31, 1995 amounted to $5,394,000 as compared to $5,206,000 for the corresponding period in 1994. The increase is generally associated with the increased sales volume.

Interest expense, net for the three-month period increased to $310,000 in 1995 from $194,000 in 1994. This increase is principally due to higher borrowing levels as a result of funding the working capital needs of the Rytex operation as well as increased interest rates.

The effective tax rate from continuing operations was 38.3% for the quarter ended March 31, 1995 compared to 37.2% for the prior year period.

The ratio of current assets to current liabilities was 2.2 to 1 at the end of the first quarter of 1995, compared to 2.5 to 1 at December 31, 1994. Working capital amounted to $23,824,000 at March 31, 1995 compared to $20,585,000 at December 31, 1994. This increase is principally attributable to the reclassification of Rytex fixed and other assets to current assets held for sale.

In January 1995, the Employee Stock Ownership Plan purchased 150,000 shares of the Company's Common Stock at a cost of $1,050,000.

There were no significant changes in capitalization of the Company during the periods presented, nor has the Company entered into any significant financial arrangement not reflected in the financial statements. The Company expects that available cash and existing lines of credit will be sufficient to meet its normal operating requirements.

PART II
- -------

Item 6.

(a)     Exhibits
        --------

        No.     Description
        ---     -----------

        27     Financial Data Schedule

(b)     Reports on Form 8-K
        -------------------

        A Current Report on Form 8-K dated January 23, 1995 reporting under Item 5.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              The C. R. Gibson Company
                              (registrant)


                              By:    /s/ James M. Harrison
                                   ----------------------------
                                   James M. Harrison,
                                   Executive Vice President and
                                   Chief Financial Officer

May 12, 1995