Form 10-Q
period 1995-06-30
GIBSON C R CO INC
filed 1995-08-11
CIK 41365

FORM 10-Q



                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 1995

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



 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES     X            NO
                                 -               ---

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

 Common stock, $.10 par value:  7,289,451 shares as of July 31, 1995

 PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements.

 The C. R. Gibson Company Condensed Consolidated Statement of Income
 (unaudited)
 (in thousands of dollars except per share data)

                                       QUARTER ENDED            SIX MONTHS
                                          JUNE 30,             ENDED JUNE 30,
                                       -------------           --------------

                                        1995      1994       1995       1994
                                       ------   --------   --------    -------

 Net sales                          $  16,590  $  16,265 $  35, 565   $ 33,076
 Cost of goods sold                     9,942      9,542     21,445     19,630
                                       ------   --------   --------    -------
 Gross profit                           6,648      6,723     14,120     13,446
 Selling, general and
   administrative                       5,038      5,067     10,432     10,273
 Interest expense, net                    365        222        675        416
                                       ------   --------   --------    -------
 Income from continuing operations
   before income taxes                  1,245      1,434      3,013      2,757
 Provision for income taxes               477        537      1,154      1,029
                                       ------   --------   --------    -------
 Income from continuing operations        768        897      1,859      1,728
                                       ------   --------   --------    -------
 Discontinued operations
   Loss from operations of The
     Rytex Company (net of income
     tax benefits of $282 for the quarter
     ended June 30, 1994, and $240 and
     $671 for the six months ended June
     30, 1995 and 1994, respectively)      --       (535)      (468)    (1,260)
   Loss on disposal of The Rytex
     Company, including provision
     of $542 for operating losses
     during phase-out period (net of
     income tax benefits of $134 and
     $661 for the quarter and six
     months ended June 30, 1995)         (259)        --     (1,281)        --
                                       ------   --------   --------    -------
   Loss from discontinued operations     (259)      (535)    (1,749)    (1,260)
                                       ------   --------   --------    -------
 Net income                            $  509     $  362     $  110     $  468
                                        =====      =====      =====      =====

 Net income (loss) per common share:

   Continuing operations               $ 0.11     $ 0.12     $ 0.26     $ 0.23
   Discontinued operations             $(0.04)    $(0.07)    $(0.24)    $(0.17)
                                    ---------  ---------  ---------  ----------
 Net income per common share           $ 0.07     $ 0.05     $ 0.02     $ 0.06
                                    =========  =========  =========  ==========
 Weighted average shares
   outstanding                      7,287,799  7,437,971  7,288,572  7,472,085
                                    =========  =========  =========  =========

 See accompanying Notes to Unaudited Condensed Consolidated Financial
 Statements.



                                      (2)

 The C. R. Gibson Company
 Condensed Consolidated Balance Sheet
 (thousands of dollars)

                                                       June 30,      Dec. 31,
                                                         1995          1994
                                                      ---------      --------
                                                     (Unaudited)      (*Note)
 ASSETS

 Current assets:
   Cash and cash equivalents                          $      736     $   1,000
   Accounts receivable, less allowance for doubtful
     accounts ($323 and $288)                             12,879        11,026
   Inventories                                            19,683        18,988
   Prepaid expenses and other current assets               2,250         3,269
                                                        --------      --------
     Total current assets                                 35,548        34,283
                                                        --------      --------
 Property, plant, and equipment - net                     16,498        18,331
 Other assets                                              3,495         6,469
                                                        --------      --------
     Total assets                                      $  55,541     $  59,083
                                                        ========      ========

 LIABILITIES & SHAREHOLDERS' EQUITY

 Current liabilities:
   Short-term borrowings                              $    6,550     $   4,630
   Accounts payable                                        2,499         5,307
   Other liabilities                                       2,535         3,761
                                                        --------      --------
     Total current liabilities                            11,584        13,698
 Long-term debt                                           13,018        13,302
 Other long-term liabilities                               1,327         1,360
                                                        --------      --------
     Total liabilities                                    25,929        28,360
                                                        --------      --------

 Shareholders' Equity:
   Common Stock, $.10 par value:
     Authorized - 15,000,000 shares
     Issued - 7,760,113 shares (7,775,216 - 1994)           776            776
   Capital contributed in excess of par value            10,924         10,900
   Retained earnings                                     22,044         22,232
   Cumulative translation adjustment                       (583)          (596)
   ESOP unearned compensation                            (1,150)          (243)
   Treasury stock, at cost - 320,662 shares
     of Common Stock (313,023 shares in 1994)            (2,399)        (2,346)
                                                        --------      --------
     Total shareholders' equity                          29,612         30,723
                                                        --------      --------
     Total liabilities and shareholders' equity       $  55,541      $  59,083
                                                       ========       ========

 *NOTE:
 The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

 See accompanying Notes to Unaudited Condensed Consolidated Financial
 Statements.



                                      (3)

 The C. R. Gibson Company
 Condensed Consolidated Statement of Cash Flows (unaudited)
 (thousands of dollars)

                                                      Six Months Ended June 30,
                                                           1995           1994
                                                           ----           ----
 Operating Activities:
   Net income                                           $   110        $   468
   Adjustments to reconcile net income to net cash
     used in operating activities:
     Depreciation                                         1,600          1,620
     Amortization                                           562          1,046
     (Increase) decrease in cash surrender value
          of life insurance                                  (2)           534
     Change in operating assets and liabilities:
          Accounts receivable                            (1,853)        (2,708)
          Inventories                                    (1,664)        (1,431)
          Prepaid and other current assets                2,069           (270)
          Deferred promotion costs, net of charges
            of $513 and $3,223                             (164)          (516)
          Accounts payable and accrued expenses          (3,825)           142
          Other                                              13           (117)
                                                         ------         ------
   Net cash used in operating activities                 (3,154)        (1,232)
                                                         ------         ------

 Investing Activities:
   Purchases of property, plant and equipment            (1,067)        (2,054)
   Other investing activities                             1,405         (1,023)
   Loan to ESOP                                          (1,050)            --
                                                         ------         ------
   Net cash used in investing activities                   (712)        (3,077)
                                                         ------         ------

 Financing Activities:
   Repurchase of treasury stock                             (53)          (813)
   Proceeds from the sale of The Rytex Company            2,055             --
   Proceeds from lines of credit                          1,920          1,000
   Net proceeds from debt issuance                           --          4,987
   Proceeds from repayment of ESOP Loan                     143            142
   Principal payments on line of credit, long-term debt,
     and capital lease obligations                         (197)          (271)
   Dividends paid                                          (595)          (597)
   Other                                                    329              9
                                                         ------         ------
   Net cash provided by financing activities              3,602          4,457
                                                         ------         ------

   (Decrease) increase in cash and cash equivalents        (264)           148
   Cash and cash equivalents at beginning of period       1,000            794
                                                         ------         ------
   Cash and cash equivalents at end of period            $  736        $   942
                                                          =====         ======

 See accompanying Notes to Unaudited Condensed Consolidated Financial
 Statements.



                                      (4)

 The C. R. Gibson Company
 Notes to Unaudited Condensed Consolidated Financial Statements
 June 30, 1995

 NOTE A -- BASIS OF PRESENTATION

 The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
 Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto incorporated into the Company's Annual Report on Form 10-K for the year ended December 31,1994.

 NOTE B -- INVENTORIES

 The components of inventory are as follows (in thousands):

                                            June 30,        December 31,
                                              1995             1994
                                            --------        ------------

     Raw materials                       $   5,513        $   5,914
     Work in process                         3,530            3,657
     Finished goods                         10,640            9,417
                                          --------         --------
                                         $  19,683        $  18,988
                                          ========         ========
 NOTE C -- NET INCOME (LOSS) PER COMMON SHARE

 Net income (loss) per common share is computed by dividing net income
 (loss) by the weighted average number of common shares outstanding during each period. There were 150,000 shares purchased by the Employee Stock Ownership Plan in January 1995, currently held in suspense, which are not considered outstanding and therefore not included in the computation of net income (loss) per common share in 1995.

 NOTE D -- SALE OF THE RYTEX COMPANY

 On May 15, 1995, The C. R. Gibson Company sold substantially all of the assets and business of its subsidiary, The Rytex Company ("Rytex"). The sale to a wholly-owned subsidiary of The American Stationery Company, Inc. was for a purchase price of approximately $3,100,000 in cash and notes.



                                      (5)

 The sale of Rytex resulted in a net loss of $739,000. The remaining assets of Rytex at June 30, 1995 consist of cash and accounts receivable, net of a reserve, and the remaining liabilities consist of a note payable, pension accrual and a reserve for remaining expenses associated with the sale.

 The consolidated statements of income of the Company have been restated for all prior periods to report the net results of Rytex as a loss from discontinued operations. For the six months ended June 30, 1995, Rytex reported net sales of $3,092,000 compared to prior year's level of $4,539,000. Net sales for the quarter ended June 30, 1995 decreased to $574,000 from $1,777,000 for the same quarter last year. The following previously reported and unaudited restated 1994 operating results of the Company are as follows (dollars in thousands, except per share data):

                                     Previously
                                      Reported               Restated
                                     ----------              --------

 Net sales                           $78,208                 $67,331
                                      ======                  ======

 Gross profit                        $31,259                 $26,579
                                      ======                  ======


 Net loss                            $  (382)                $    --
                                      ======                  ======


 Net loss per common share           $ (0.05)                $    --
                                      ======                  ======

 Income from continuing
   operations                        $    --                 $ 3,204
                                      ======                  ======


 Income from continuing
   operations per share              $    --                 $  0.43
                                      ======                  ======



                                      (6)

 Item 2.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 On May 15, 1995, the Company sold substantially all of the assets and business of its Rytex subsidiary. The sale was for a purchase price of approximately $3,100,000 in cash and notes. The consolidated statements of income have been restated for all prior periods to report the net results of Rytex as a loss from discontinued operations.

 Net sales from continuing operations for the quarter ended June 30, 1995 increased by 2.0% to $16,590,000 from $16,265,000 for the same quarter last year. For the six-month period ended June 30, 1995, sales increased 7.5% to $35,565,000 compared to the prior year's level of $33,076,000. Sales of the Company's Christmas Gift Wrap and Paper Tableware products are significantly ahead of last year and the Mass Market Infant Gift product sales remain strong. Income from continuing operations for the six months ended June 30, 1995 was $1,859,000 compared to $1,728,000 for the same period last year, an increase of 7.6%. Income from continuing operations for the second quarter totaled $768,000, a decrease from the 1994 amount of $897,000 for the same period. This decrease is principally due to higher interest expense associated with increased borrowing levels and higher rates as well as increased paper costs.

 Net income for the six months ended June 30, 1995 was $110,000 compared to $468,000 for the same period last year. For the quarter ended June 30, 1995, net income was $509,000 compared to $362,000 for the quarter ended June 30, 1994. The decrease in year to date earnings is due to the loss from discontinued operations of $1,749,000 in 1995 versus $1,260,000 in 1994 while the increase in the quarterly earnings in 1995 versus 1994 is also due to the loss from discontinued operations, $259,000 in 1995 versus $535,000 in 1994.

 Gross profit as a percent of sales for the quarter and six months ended June 30, 1995 has declined from 1994 levels. This is principally due to higher costs associated with raw material purchases as well as lower margins in 1995 associated with the Company's Canadian subsidiary.

 Selling, general and administrative expenses year to date amounted to $10,432,000 as compared with $10,273,000 for the corresponding period in 1994. The increase is generally associated with the increased sales volume. For the quarter ended June 30, 1995, selling, general and administrative expenses decreased slightly to $5,038,000 from $5,067,000 for the comparable quarter of 1994.



                                      (7)

 Interest expense, net for the six-month period increased to $675,000 in 1995 from $416,00 in 1994. Interest for the second quarter of 1995 amounted to $365,000 as compared with $222,000 for the comparable quarter of 1994. This increase is principally due to higher borrowing levels as well as increased interest rates.

 The effective tax rate from continuing operations was 38.3% for the six months ended June 30, 1995 compared to 37.3% for the prior year period. For the quarter ended June 30, 1995, the effective tax rate from continuing operations was 38.3% compared to 37.4% for the second quarter of 1994.

 The ratio of current assets to current liabilities was 3.1 to 1 at the end of the second quarter of 1995, compared to 2.5 to 1 at December 31, 1994. Working capital amounted to $25,014,000 at June 30, 1995, compared to $20,585,000 at December 31, 1994. This increase is principally due to the effect that the sale of Rytex had on current assets and current liabilities at June 30, 1995.

 The decrease in accounts payable and other liabilities from December 31, 1994 to June 30, 1995 is principally due to Rytex. Rytex had $2,085,000 in accounts payable and $792,000 in other liabilities at December 31, 1994 versus $0 at June 30, 1995. The decrease in other assets is principally due to the amortization of $1,965,000 of other assets at Rytex in 1995 during both the operating and phase-out periods and the sale of $700,000 of other assets on May 15, 1995.

 In January 1995, the Employee Stock Ownership Plan purchased 150,000 shares of the Company's common stock at a cost of $1,050,000.

 Other than the sale of Rytex, there were no other significant changes in capitalization of the Company during the quarter ended June 30, 1995, nor has the Company entered into any significant financial arrangement not reflected in the financial statements. The Company expects that available cash and existing lines of credit will be sufficient to meet its normal operating requirements.



                                      (8)

 PART II

 Item 4.

 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 (a)  The 1995 Annual Meeting of Shareholders was held on May 9, 1995.

 (b)  No response required in accordance with Instruction 3 to Item 4.

 (c) The following matters were voted upon at the meeting and the numbers of votes cast for, against, abstained or withheld, and broker non-votes are as follows:

     Election of the following individuals to the Board of Directors:

                                 FOR          WITHHELD     BROKER NONVOTES
                                 ---          --------     ---------------

     Robert G. Bowman          7,065,284       31,706           280,059
     Joanna Bradshaw           7,049,588       47,402           280,059
     Richard E. Cheney         7,063,094       33,896           280,059
     Rudolph Eberstadt, Jr.    7,063,094       33,896           280,059
     Robert Garrett            7,065,488       31,502           280,059
     James M. Harrison         7,055,777       41,213           280,059
     Barbara M. Henagan        7,034,253       62,737           280,059
     Willard J. Overlock       7,062,267       34,723           280,059
     Frank A. Rosenberry       5,767,097    1,329,893           280,059
     John G. Russell           7,053,177       43,813           280,059
     Robert J. Simon           6,967,250      129,740           280,059

 Appointment of Ernst & Young LLP as independent auditors for the year 1995:
 7,003,225 for, 53,745 against, 40,020 abstained, and 280,059 broker non-
 votes.

 (d)  Not applicable.



                                      (9)

 PART II

 Item 6.

 (a)  EXHIBITS

      EXHIBIT NO.      DESCRIPTION

      10               Form of Indemnification Agreement dated
                       as of July 14, 1995 entered into between The C. R. Gibson Company and each of its directors

      27               Financial Data Schedule

 (b)  REPORTS ON FORM 8-K

     The registrant filed no reports of Form 8-K during the second quarter of 1995.


                                       SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE C. R. GIBSON COMPANY
                                       (registrant)


                               By:  /S/ FRANK A. ROSENBERRY
                                        Frank A. Rosenberry
                                        President and Chief Executive Officer



                               By:  /S/ JOHN S. CONLON
                                        John S. Conlon
                                        Controller (Chief Accounting Officer)


 August 11, 1995



                                      (10)

                              EXHIBIT INDEX


 EXHIBIT NO.    DESCRIPTION

     10         Form of Indemnification Agreement dated
                as of July 14, 1995 entered into between The C. R. Gibson Company and each of its directors

     27         Financial Data Schedule